Form 10-K/A
period 2024-12-31
Fifth Third Auto Trust 2023-1; Fifth Third Holdings Funding, LLC
filed 2025-03-28
CIK 1986424, 1405332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Documents Incorporated by Reference.  See Exhibit Index.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 26, 2025 (the “Original Form 10-K”) and is being filed for the purpose of amending the Exhibit 33.1 and Exhibit 35.1 to correct the date of such exhibits from March 26, 2025 to March 25, 2025.

Other than as discussed above, this Form 10-K/A does not update or amend any other information as originally filed on the Original Form 10-K and does not otherwise reflect events occurring after the original filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(a)	Item 1. Business.

(b)	Item 1A. Risk Factors and Item 1C. Cybersecurity.

(c)	Item 2. Properties.

(d)	Item 3. Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	[Reserved.]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits And Financial Statement Schedules.

(a)	(1) Not Applicable.

(2)	Not Applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed below and either included or incorporated by reference as indicated:

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation for Fifth Third Holdings Funding, LLC (“Fifth Third Funding”) (filed as Exhibit 3.1 to Form SF-3 of Fifth Third Funding, filed on May 16, 2016 (No. 333-267774)).*

Exhibit 3.2	Limited Liability Company Agreement of Fifth Third Funding (filed as Exhibit 3.2 to Form SF-3 of Fifth Third Funding, filed on May 16, 2016 (No. 333-267774)).*

Exhibit 4.1	Indenture, dated as of August 23, 2023, between the Issuing Entity and Wilmington Trust, National Association, as indenture trustee (the “Indenture Trustee”) (filed as Exhibit 4.1 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on August 24, 2023).*

Exhibit 10.1	Receivables Sale Agreement, dated as of August 23, 2023, between Fifth Third, as seller, and Fifth Third Holdings, LLC, as purchaser (filed as Exhibit 10.1 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on August 24, 2023).*

Exhibit 10.2	Purchase Agreement, dated as of August 23, 2023, between Fifth Third Holdings, LLC, as seller, and Fifth Third Funding, as purchaser (filed as Exhibit 10.2 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on August 24, 2023).*

Exhibit 10.3	Sale Agreement, dated as of August 23, 2023, between Fifth Third Funding, as seller, and the Issuing Entity, as purchaser (filed as Exhibit 10.3 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on August 24, 2023).*

Exhibit 10.4	Servicing Agreement, dated as of August 23, 2023, among Fifth Third, as servicer, the Issuing Entity and the Indenture Trustee (filed as Exhibit 10.4 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on August 24, 2023).*

Exhibit 10.5	Administration Agreement, dated as of August 23, 2023, among Fifth Third, the Issuing Entity and the Indenture Trustee (filed as Exhibit 10.5 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on August 24, 2023).*

Exhibit 10.6	Second Amended and Restated Trust Agreement, dated as August 23, 2023, among Fifth Third Funding and U.S. Bank Trust National Association, as owner trustee (filed as Exhibit 10.6 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on August 24, 2023).*

Exhibit 10.7	Asset Representations Review Agreement, dated as of August 23, 2023, among the Issuing Entity, Fifth Third, as servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (filed as Exhibit 10.7 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on August 24, 2023).*

Exhibit 31.1	Certification of the senior officer in charge of securitization of Fifth Third Funding, as depositor, pursuant to Rule 15d-14(d) (incorporated by reference to Exhibit 31.1 to the Original Form 10-K).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Fifth Third Bank, National Association.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of the Indenture Trustee (incorporated by reference to Exhibit 33.2 to the Original Form 10-K).

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Deloitte and Touche LLP on behalf of Fifth Third (incorporated by reference to Exhibit 34.1 to the Original Form 10-K).

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers LLP on behalf of the Indenture Trustee (incorporated by reference to Exhibit 34.2 to the Original Form 10-K).

Exhibit 35.1	Servicing Compliance Statement of Fifth Third.

*	Incorporated by reference.

(c)	None.

Item 16.	Form 10–K Summary.

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

Date: March 28, 2025

FIFTH THIRD HOLDINGS FUNDING, LLC, as Depositor

By:	/s/ Brennen Willingham
Name:	Brennen Willingham
Title:	President
(senior officer in charge of securitization)