Form 10-K
period 2025-12-31
Fifth Third Auto Trust 2023-1; Fifth Third Holdings Funding, LLC
filed 2026-03-30
CIK 1986424, 1405332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

Item 1117 of Regulation AB: Legal proceedings.

Except as disclosed in the following paragraph, no legal proceedings are pending against any of Fifth Third Bank, National Association, a national banking association (“Fifth Third”) (in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Originator”), in its capacity as sponsor (the “Sponsor”), in its capacity as servicer (the “Servicer”) and in its capacity as administrator (the “Administrator”) of Fifth Third Auto Trust 2023-1 (the “Issuing Entity”)), Fifth Third Holdings, LLC, as seller (the “Seller”), Fifth Third Holdings Funding, LLC (the “Depositor”), Wilmington Trust, National Association (the “Indenture Trustee”), U.S. Bank Trust National Association (the “Owner Trustee”), the Issuing Entity, or of which any property of the foregoing is subject, that are material to holders of the asset-backed notes (the “Notes”) or asset-backed certificates (the “Certificates”), and no such proceedings are known to be contemplated by governmental authorities.

On February 3, 2026, certain investors served the Indenture Trustee with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to the Indenture Trustee’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to the Indenture Trustee’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to the Indenture Trustee’s purported failure to perform certain actions as custodian with respect to the related receivables. The Indenture Trustee intends to vigorously defend itself against this legal action. The Indenture Trustee does not believe that the ultimate resolution of this proceeding, or any other Proceedings, would be material to the investors of the Notes.

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

Date: March 30, 2025

FIFTH THIRD HOLDINGS FUNDING, LLC, as Depositor

By:	/s/ Brennen Willingham
Name:	Brennen Willingham
Title:	President
(senior officer in charge of securitization)